Form 10-K
period 2015-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2016-03-28
CIK 1283435, 1003509, 1283434, 949349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

(Exact name of Issuing Entity as specified in its charter)

American Express Receivables Financing Corporation II	American Express Receivables Financing Corporation III LLC	American Express Receivables Financing Corporation IV LLC
(Exact name of Depositor as specified in its charter)	(Exact name of Depositor as specified in its charter)	(Exact name of Depositor as specified in its charter)

American Express Centurion Bank	American Express Bank, FSB
(Exact name of Sponsor as specified in its charter)	(Exact name of Sponsor as specified in its charter)

Commission File Number of Issuing Entity: 000-20787-07

Central Index Key Number of Issuing Entity: 0001003509

Commission File Number of Depositor:	Commission File Number of Depositor:	Commission File Number of Depositor:
000-21424-04	333-113579-02	333-113579-01

Central Index Key Number of Depositor:	Central Index Key Number of Depositor:	Central Index Key Number of Depositor:
0000949349	0001283434	0001283435

Central Index Key Number of Sponsor:	Central Index Key Number of Sponsor:
0000949348	0001647722

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Mellon Corporate Trust 101 Barclay Street New York, New York	10286
(Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)

(212) 815-6258

(Telephone Number, including area code

of the Issuing Entity,

c/o The Bank of New York Mellon)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Substitute Information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB: Significant obligors of pool assets (Financial information).

The pool assets held by the American Express Credit Account Master Trust (the “Trust”) do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (Financial information).

Based on the standards set forth in Item 1114(b) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (the “Company”) are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, “legal proceedings”). The Company believes it has meritorious defenses to each of these legal proceedings and intends to defend them vigorously. Some of these proceedings are at preliminary stages and seek an indeterminate amount of damages.

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act (the “DOJ case”). The complaint included allegations that provisions in the Company’s merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining the Company from enforcing its non-discrimination contractual provisions. The complaint did not seek monetary damages.

Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following the Company’s appeal of this judgment, on December 18, 2015, the Court of Appeals for the Second Circuit stayed the trial court’s judgment as well as related matters before the trial court pending the issuance of its appellate decision.

In addition to the DOJ case, individual merchant cases and a putative class action, collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against the Company alleging that its anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. These matters, including a trial previously scheduled in the individual merchant cases, have been stayed pending resolution of the appeal in the DOJ case.

Individual merchants have initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in the Company’s card acceptance agreements and seeking damages. The Company is vigorously defending against those claims.

In July 2004, the Company was named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages. In December 2013, the Company announced a proposed settlement of the Marcus case and the putative class action challenging its anti-steering provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. On August 4, 2015, the court denied final approval of the settlement; further proceedings are anticipated after resolution of the appeal in the DOJ case.

On November 6, 2015, a putative representative action, captioned People of the State of California, ex. rel. Dennis Herrera v. American Express Co. et al., was filed in California state court on behalf of the People of California by the San Francisco City Attorney for the benefit of California merchants that accept American Express cards. The complaint alleges that certain terms in the Company’s merchant agreements violate California law and seeks relief in the form of: (1) a declaratory judgment; (2) an injunction preventing the Company from enforcing those terms; (3) statutory civil penalties in an amount to be determined by the court; (4) restitution for alleged overcharges; and (5) attorney’s fees and cost of suit. This action has been stayed pending resolution of the appeal in the DOJ case.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint sought to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. On August 20, 2014, plaintiffs filed an amended nationwide complaint and an unopposed motion for preliminary approval of a settlement of the claims alleged in that complaint. The settlement provides for certain relief to class members, attorneys’ fees and costs of up to $6 million. The court granted preliminary approval of the settlement on February 3, 2016. The final approval hearing is scheduled for October 17, 2016.

On March 8, 2016, Plaintiffs B&R Supermarket, Inc., d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act, and unjust enrichment in the United States District Court for the Northern District of California, against the Company, other credit and charge card networks, numerous issuing banks, and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. The Company intends to vigorously defend against these claims.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B. Other Information.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Substitute Information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiaries American Express Centurion Bank and American Express Bank, FSB), TransCentra, Inc. (formerly known as Regulus Group LLC) (“TransCentra”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust for the period covered by this Form 10-K. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Vendors

A Servicing Participant may engage one or more vendors, who are not considered servicers for purposes of Regulation AB, to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment.

Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

No Report on Assessment or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant. In addition, no Report on Assessment or related Attestation Report has identified any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2015, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly owned subsidiary of Fidelity National Information Services, Inc., also performs billing dispute services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between Card Members and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of TransCentra or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, American Express Centurion Bank, American Express Bank, FSB and TransCentra has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust for the period covered by this Form 10-K. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II, Depositor

By:	/s/ Anderson Y. Lee
	Name:	Anderson Y. Lee
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)

Dated: March 28, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, filed March 14, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 000-20787-07).

4.3	Second Amendment to the Pooling and Servicing Agreement, dated October 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.4	Third Amendment to the Pooling and Servicing Agreement, dated February 24, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.5	Fourth Amendment to the Pooling and Servicing Agreement, dated October 7, 2010 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.6	Fifth Amendment to the Pooling and Servicing Agreement, dated May 10, 2013 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.7	Sixth Amendment to the Pooling and Servicing Agreement, dated January 29, 2014 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.8	Seventh Amendment to the Pooling and Servicing Agreement, dated April 13, 2015 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 13, 2015, File No. 000-20787-07).

4.9	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787-07).

4.10	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form S-3, filed March 6, 1996, File No. 33-95784).

4.11	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.12	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.13	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.14	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.15	Fourth Amendment to the Receivables Purchase Agreement, dated May 10, 2013, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.16	Fifth Amendment to the Receivables Purchase Agreement, dated April 13, 2015, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by referenced to Exhibit 4.2 of Form 8-K, dated April 13, 2015, File No. 000-20787-07).

4.17	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.18	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.19	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.20	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.21	Fourth Amendment to the Receivables Purchase Agreement, dated May 10, 2013, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.22	Fifth Amendment to the Receivables Purchase Agreement, dated April 13, 2015, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by referenced to Exhibit 4.3 of Form 8-K, dated April 13, 2015, File No. 000-20787-07).

4.23	Series 2008-2 Supplement, dated February 22, 2008, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 22, 2008, File No. 000-20787-07).

4.24	Series 2012-1 Supplement, dated June 22, 2012, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 22, 2012, File No. 000-20787-07).

4.25	Series 2012-4 Supplement, dated November 8, 2012, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 8, 2012, File No. 000-20787-07).

4.26	Series 2013-1 Supplement, dated July 25, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 25, 2013, File No. 000-20787-07).

4.27	Series 2013-2 Supplement, dated November 13, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 13, 2013, File No. 000-20787-07).

4.28	Series 2013-3 Supplement, dated November 13, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated November 13, 2013, File No. 000-20787-07).

4.29	Series 2014-1 Supplement, dated May 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 19, 2014, File No. 000-20787-07).

4.30	Series 2014-2 Supplement, dated July 1, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 1, 2014, File No. 000-20787-07).

4.31	Series 2014-3 Supplement, dated September 22, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 22, 2014, File No. 000-20787-07).

4.32	Series 2014-4 Supplement, dated November 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated November 19, 2014, File No. 000-20787-07).

4.33	Series 2014-5 Supplement, dated November 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated November 19, 2014, File No. 000-20787-07).

4.34	Series 2015-1 Supplement, dated July 20, 2015, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 20, 2015, File No. 000-20787-07).

4.35	Amendment to Series Supplements, dated March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 14, 2008, File No. 000-20787-07).

4.36	Omnibus Amendment to Series Supplements, dated March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 000-20787-07).

4.37	Amendment to Series 2009-1 Supplement, dated October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.38	Omnibus Amendment to Group I Series Supplements, dated October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.39	Omnibus Amendment to Group II Series Supplements, dated October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.40	Omnibus Amendment to Series Supplements, dated January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2015 to and including December 31, 2015.

31.2*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2015 to and including December 31, 2015.

31.3*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2015 to and including December 31, 2015.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Porter Keadle Moore LLC on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of TransCentra, Inc.

35.3*	Servicer Compliance Statement of American Express Centurion Bank.

35.4*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Form S-3/A filed March 23, 2006, File No. 333-130508-01).

99.2	Amendment to Supplemental Servicing Agreement, dated May 10, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC. (incorporated by reference to Exhibit 99.2 of Form 10-K, dated March 20, 2014, File No. 000-20787-07).

99.3	Defaulted Receivables Supplemental Servicing Agreement, dated May 10, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC. (incorporated by reference to Exhibit 99.4 of Form 10-K, dated March 20, 2014, File No. 000-20787-07).

99.4	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.5	Amendment No. 1, dated July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-04, dated March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number FLL-05-6-MP01-05, dated March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Form S-3, filed March 30, 2006, File No. 333-130508-01).

99.10	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.11	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.12	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.13	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.14	Amendment Agreement Number AMEND-CW2268976, dated October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 31, 2013, Filed No. 000-20787-07).